Form 10-K
period 2017-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-P8
filed 2018-03-30
CIK 1715824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-207132-14

(Commission File Number of issuing entity)

0001715824

(Central Index Key Number of issuing entity)

Citigroup Commercial Mortgage Trust 2017-P8

(Exact name of issuing entity as specified in its charter)

333-207132

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

Barclays Bank PLC

(Central Index Key Number: 0000312070)

Macquarie US Trading LLC d/b/a Principal Commercial Capital

(Central Index Key Number: 0001634437)

Starwood Mortgage Funding V LLC

(Central Index Key Number: 0001682509)

Citigroup Global Markets Realty Corp.

(Central Index Key Number: 0001541001)

(Exact name of sponsor as specified in its charter)

82-2940469
82-2954806
New York	82-6612084
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

See Item 15.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the Pool Assets for Citigroup Commercial Mortgage Trust 2017-P8 constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as the Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the U.S. Trust Indenture Act of 1939, as amended (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the event of default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the pooling and servicing agreement for this CMBS transaction.

Disclosure from KeyBank National Association, as special servicer:

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers’ motion to dismiss was granted. The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator and as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA, the General Motors Building mortgage loan under the BXP 2017-GM TSA, the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA, the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA, the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA, the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA and the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Disclosure from Deutsche Bank Trust Company Americas, as trustee and as custodian under (i) the CGCMT 2017-B1 PSA pursuant to which the Lakeside Shopping Center mortgage loan is serviced and (ii) the CGCMT 2017-P7 PSA pursuant to which the Scripps Center mortgage loan is serviced:

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the Trust Indenture Act, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the Trust Indenture Act, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint. On January 26, 2018, plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. On January 17, 2018, Plaintiffs filed a motion for class certification. The parties are currently briefing the motion. Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the Trust Indenture Act; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the New York’s Streit Act (the “Streit Act”); and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ Trust Indenture Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the Trust Indenture Act; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s Trust Indenture Act claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as trustee under the CGCMT 2017-B1 PSA and as trustee under CGCMT 2017-P7 PSA.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on September 29, 2017 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of August 1, 2017 (the “WFCM 2017-C39 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[1].

4.3	Trust and Servicing Agreement, dated as of June 9, 2017 (the “BXP 2017-GM TSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[2].

4.4	Pooling and Servicing Agreement, dated as of September 1, 2017 (the “BANK 2017-BNK7 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[3].

[1]	The 225 & 233 Park Avenue South mortgage loan, which represented approximately 5.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 225 & 233 Park Avenue South mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2017-C39 PSA.
[2]	The General Motors Building mortgage loan, which represented approximately 5.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The General Motors Building mortgage loan and the related companion loan(s) are serviced pursuant to the BXP 2017-GM TSA.
[3]	The Mall of Louisiana mortgage loan, which represented approximately 4.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Mall of Louisiana mortgage loan and the related companion loan(s) are serviced pursuant to the BANK 2017-BNK7 PSA.

4.5	Pooling and Servicing Agreement, dated as of June 1, 2017 (the “DBJPM 2017-C6 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[4].

4.6	Pooling and Servicing Agreement, dated as of August 1, 2017 (the “CGCMT 2017-B1 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[5].

4.7	Pooling and Servicing Agreement, dated as of August 1, 2017 (the “GSMS 2017-GS7 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and cayman agent, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[6].

4.8	Pooling and Servicing Agreement, dated as of April 1, 2017 (the “CGCMT 2017-P7 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[7].

4.9	Pooling and Servicing Agreement, dated as of June 1, 2017 (the “CFCRE 2017-C8 PSA”), by and among CCRE Commercial Mortgage Securities, L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[8].

[4]	The Starwood Capital Group Hotel Portfolio mortgage loan, which represented approximately 3.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Starwood Capital Group Hotel Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the DBJPM 2017-C6 PSA.
[5]	The Lakeside Shopping Center mortgage loan, which represented approximately 3.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Lakeside Shopping Center mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2017-B1 PSA.
[6]	The Long Island Prime Portfolio - Uniondale mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Long Island Prime Portfolio - Uniondale mortgage loan and the related companion loan(s) are serviced pursuant to the GSMS 2017-GS7 PSA.
[7]	The Scripps Center mortgage loan, which represented approximately 2.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Scripps Center mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2017-P7 PSA.
[8]	The Atlanta and Anchorage Hotel Portfolio mortgage loan, which represented approximately 1.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Atlanta and Anchorage Hotel Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the CFCRE 2017-C8 PSA.

4.10	Trust and Servicing Agreement, dated as of May 30, 2017 (the “245 Park Avenue Trust 2017-245P TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[9].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[10]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 33.1)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

[9]	The 245 Park Avenue mortgage loan, which represented approximately 1.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 245 Park Avenue mortgage loan and the related companion loan(s) are serviced pursuant to the 245 Park Avenue Trust 2017-245P TSA.
[10]	Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA and (ii) Deutsche Bank Trust Company Americas, as custodian for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA and as custodian for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA are not included in this report on Form 10-K because each of Midland Loan Services, a Division of PNC Bank, National Association and Deutsche Bank Trust Company Americas performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 33.6)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 33.7)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.1)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.12)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.13)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.6)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.7)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.1)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.3)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.12)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.13)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.6)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.7)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 33.3)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 33.12)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 33.13)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.1)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.10)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.11)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.4)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.6)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.7)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.1)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.23)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.12)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.13)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.6)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.7)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.1)

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.23)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.40)

33.48	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.4)

33.49	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.6)

33.50	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.7)

33.51	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.8)

33.52	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.1)

33.53	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.23)

33.54	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.40)

33.55	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.12)

33.56	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.13)

33.57	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.6)

33.58	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.7)

33.59	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.1)

33.60	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.17)

33.61	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.11)

33.62	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.12)

33.63	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.13)

33.64	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.6)

33.65	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.7)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 34.1)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 34.6)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 34.7)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.1)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.12)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.13)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.6)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.7)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.1)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.3)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.12)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.13)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.6)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.7)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 34.3)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 34.12)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 34.13)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.1)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.10)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.11)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.4)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.6)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.7)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.1)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.23)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.12)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.13)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.6)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.7)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.1)

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.23)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.40)

34.48	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.4)

34.49	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.6)

34.50	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.7)

34.51	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.8)

34.52	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.1)

34.53	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.23)

34.54	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.40)

34.55	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.12)

34.56	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.13)

34.57	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.6)

34.58	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.7)

34.59	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.1)

34.60	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.17)

34.61	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.11)

34.62	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.12)

34.63	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.13)

34.64	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.6)

34.65	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.7)

35	Servicer compliance statements.[11]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, KeyBank National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

[11]	This annual report on Form 10-K does not include the servicer compliance statements of (i) AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA and (ii) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA, because each of AEGON USA Realty Advisors, LLC and Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

35.7	Servicer compliance statement, LNR Partners, LLC, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

35.11	Servicer compliance statement, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 35.6)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 35.6)

35.14	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA

35.15	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA

35.16	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 35.3)

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA

35.18	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA

35.19	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 35.6)

35.20	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA

35.21	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA

35.22	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 35.3)

35.23	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 35.4)

35.24	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA

35.25	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA

35.26	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 35.6)

35.27	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA

35.28	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 35.6)

99.1	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Barclays Bank plc and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Bank plc sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Macquarie US Trading LLC d/b/a Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC d/b/a Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Starwood Mortgage Funding V LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding V LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.5	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.6	Sub-Servicing Agreement, dated as of April 1, 2017, between Wells Fargo Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC, as sub-servicer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.7	Sub-Servicing Agreement, dated as of September 1, 2017, between Wells Fargo Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC, as sub-servicer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2018

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President