Form 10-K/A
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-P8
filed 2019-11-27
CIK 1715824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒	Smaller reporting company ☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2019 under Commission File No. 333-207132-14 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibits 33.23, 33.39, 33.46 and 33.53 as a replacement of the report on assessment of compliance filed as Exhibits 33.23, 33.39, 33.46 and 33.53 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibits 34.23, 34.39, 34.46 and 34.53, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibits 34.23, 34.39, 34.46 and 34.53 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

[6]

The Long Island Prime Portfolio—Uniondale mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Long Island Prime Portfolio—Uniondale mortgage loan and the related companion loan(s) are serviced pursuant to the GSMS 2017-GS7 PSA.

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

4.10	Trust and Servicing Agreement, dated as of May 30, 2017 (the “245 Park Avenue Trust 2017-245P TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[9].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[10]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

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

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.23)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 33.40 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.23)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 33.40 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.48	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.49	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.50	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.51	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.52	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.53	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.23)

33.54	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.40 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.55	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.56	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.57	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.58	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.59	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.60	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.61	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.62	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.63	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.64	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

33.65	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA(filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.23)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 34.40 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.23)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 34.40 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.48	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.49	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.50	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.51	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.52	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.53	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.23)

34.54	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.40 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.55	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.56	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.57	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.58	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.59	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.60	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.61	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.62	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.63	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.64	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

34.65	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35	Servicer compliance statements.[11]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.2	Servicer compliance statement, KeyBank National Association, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.4	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

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

35.7	Servicer compliance statement, LNR Partners, LLC, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 35.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.11	Servicer compliance statement, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 35.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.14	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 35.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.15	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 35.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.16	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 35.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.18	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 35.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.19	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.20	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 35.20 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.21	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 35.21 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.22	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.23	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.24	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 35.24 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.25	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 35.25 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.26	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.27	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 35.27 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

35.28	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-14, and is incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Barclays Bank plc and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Bank plc sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Macquarie US Trading LLC d/b/a Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC d/b/a Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Starwood Mortgage Funding V LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding V LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.5	Mortgage Loan Purchase Agreement, dated as of September 1, 2017, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.6	Sub-Servicing Agreement, dated as of April 1, 2017, between Wells Fargo Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC, as sub-servicer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

99.7	Sub-Servicing Agreement, dated as of September 1, 2017, between Wells Fargo Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC, as sub-servicer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President