Form 10-K
period 2021-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-P8
filed 2022-03-30
CIK 1715824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”) (i) as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA, (ii) as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA, (iii) as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA, (iv) as trustee and custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA, (v) as custodian for the Long Island Prime Portfolio—Uniondale mortgage loan under the GSMS 2017-GS7 PSA, (vi) as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA and (vii) as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by AEGON USA Realty Advisors, LLC (“Aegon” or the “Company”), (i) as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA and (ii) as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA, discloses that a material instance of noncompliance occurred, as described below:

The Company has identified an instance of material noncompliance with the following servicing criterion during the Reporting Period of the Platform:

1122(d)(3)(i): Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements.

For the only active special serviced deal during the reporting period subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January, 21, 2021.

The identified instance of material noncompliance did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.  Aegon provided the following additional information regarding such material instance of noncompliance:

“The examination performed by PWC, enclosed in this submission, identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.”

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.2

Pooling and Servicing Agreement, dated as of August 1, 2017 (the “WFCM 2017-C39 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP (as successor to LNR Partners, LLC), as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[1].

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

[2]

The General Motors Building mortgage loan, which represented approximately 5.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The General Motors Building mortgage loan and the related companion loan(s) are serviced pursuant to the BXP 2017-GM TSA. Effective as of July 26, 2021, AEGON USA Realty Advisors, LLC was terminated as the special servicer under the BXP 2017-GM TSA and Argentic Services Company LP has been appointed to act as successor special servicer under the BXP 2017-GM TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 26, 2021 under Commission File No. 333-207132-14.

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

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[10]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 33.1)

[9]

The 245 Park Avenue mortgage loan, which represented approximately 1.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 245 Park Avenue mortgage loan and the related companion loan(s) are serviced pursuant to the 245 Park Avenue Trust 2017-245P TSA. Effective as of April 13, 2021, AEGON USA Realty Advisors, LLC was terminated as the special servicer under the 245 Park Avenue Trust 2017-245P TSA and Situs Holdings, LLC has been appointed to act as successor special servicer under the 245 Park Avenue Trust 2017-245P TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on April 13, 2021 under Commission File No. 333-207132-14.

[10]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA, (ii) LNR Partners, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA, (iii) Deutsche Bank Trust Company Americas, as trustee and custodian for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA and as trustee and custodian for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA and (iv) Situs Holdings, LLC, as special servicer for the 245 Park Avenue mortgage loan on and after April 13, 2021 under the 245 Park Avenue Trust 2017-245P TSA are not included in this report on Form 10-K because each of Midland Loan Services, a Division of PNC Bank, National Association, LNR Partners, LLC, Deutsche Bank Trust Company Americas and Situs Holdings, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the WFCM 2017-C39 PSA, the BXP 2017-GM TSA, the BANK 2017-BNK7 PSA, the DBJPM 2017-C6 PSA, the GSMS 2017-GS7 PSA, the CFCRE 2017-C8 PSA and the 245 Park Avenue Trust 2017-245P TSA and (ii) Citibank, N.A., as certificate administrator under the CGCMT 2017-B1 PSA and the CGCMT 2017-P7 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.11a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.11b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 33.6)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.1)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.9)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.11a)

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.11b)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.6)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.1)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.3)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.11a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.11b)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.6)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 33.3)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 33.11a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 33.11b)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.1)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.10)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.6)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.1)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.18)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.11a)

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.11b)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.6)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.1)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.18)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.29)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.6)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.7)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.1)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.18)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.29)

33.40a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.11a)

33.40b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.11b)

33.41

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.6)

33.42

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.1)

33.43

Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.14a)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.10)

33.45a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.11a)

33.45b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.11b)

33.46

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.6)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.48

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 33.47)

33.49

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.47)

33.50

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.47)

33.51a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA

33.51b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA

33.52

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.47)

33.53

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.47)

33.54

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.47)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 34.1)

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.11a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.11b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 34.6)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.1)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.9)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.11a)

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.11b)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.6)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.1)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.3)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.11a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.11b)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.6)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 34.3)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 34.11a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 34.11b)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.1)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.10)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.6)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.1)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.18)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA

34.30a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.11a)

34.30b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.11b)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.6)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.1)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.18)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.29)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.6)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.7)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.1)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.18)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.29)

34.40a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.11a)

34.40b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.11b)

34.41

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.6)

34.42

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.1)

34.43

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.14a)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.10)

34.45a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.11a)

34.45b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.11b)

34.46

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.6)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

34.48

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 34.47)

34.49

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.47)

34.50

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.47)

34.51a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA

34.51b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA

34.52

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.47)

34.53

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.47)

34.54

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.47)

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

35.6

[11]

This annual report on Form 10-K does not include the servicer compliance statements of (i) AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan prior to July 26, 2021 under the BXP 2017-GM TSA, (ii) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA, (iii) AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan prior to April 13, 2021 under the 245 Park Avenue Trust 2017-245P TSA, and (iv) Situs Holdings, LLC, as special servicer for the 245 Park Avenue mortgage loan on and after April 13, 2021 under the 245 Park Avenue Trust 2017-245P TSA, because each of AEGON USA Realty Advisors, LLC, Midland Loan Services, a Division of PNC Bank, National Association and Situs Holdings, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the WFCM 2017-C39 PSA, the BXP 2017-GM TSA, the BANK 2017-BNK7 PSA, the DBJPM 2017-C6 PSA, the GSMS 2017-GS7 PSA, the CFCRE 2017-C8 PSA and the 245 Park Avenue Trust 2017-245P TSA and (ii) Citibank, N.A. as certificate administrator under the CGCMT 2017-B1 PSA and the CGCMT 2017-P7 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

Servicer compliance statement, Argentic Services Company LP, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 35.1)

35.8	Servicer compliance statement, Argentic Services Company LP, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 35.6)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 35.1)

35.10	Servicer compliance statement, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 35.1)

35.12	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 35.1)

35.14	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 35.10)

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 35.1)

35.16	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 35.10)

35.17	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 35.4)

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 35.1)

35.19	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 35.10)

35.20	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 35.1)

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

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President