Form 10-K
period 2023-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2017-P8
filed 2024-03-29
CIK 1715824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Not Applicable

EXPLANATORY NOTES

1 The 225 & 233 Park Avenue South mortgage loan, which represented approximately 5.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 225 & 233 Park Avenue South mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2017-C39 PSA. Effective as of May 6, 2020, LNR Partners, LLC was terminated as the special servicer under the WFCM 2017-C39 PSA and Argentic Services Company LP has been appointed to act as successor special servicer under the WFCM 2017-C39 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 6, 2020 under Commission File No. 333-207132-14. Effective as of December 14, 2022, Trimont Real Estate Advisors, LLC resigned as operating advisor and asset representations reviewer under the WFCM 2017-C39 PSA and BellOak, LLC has been appointed to act as successor operating advisor and successor asset representations reviewer under the WFCM 2017-C39 PSA.

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

4 The Starwood Capital Group Hotel Portfolio mortgage loan, which represented approximately 3.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Starwood Capital Group Hotel Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the DBJPM 2017-C6 PSA. Effective as of May 5, 2023, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer (except with respect to the Gateway Net Lease Portfolio mortgage loan and the 211 Main Street mortgage loan) under the DBJPM 2017-C6 PSA and K-Star Asset Management LLC has been appointed to act as successor special servicer (except with respect to the Gateway Net Lease Portfolio mortgage loan and the 211 Main Street mortgage loan) under the DBJPM 2017-C6 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 5, 2023 under Commission File No. 333-207132-14.

5 The Lakeside Shopping Center mortgage loan, which represented approximately 3.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Lakeside Shopping Center mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2017-B1 PSA. Effective as of December 14, 2022, Trimont Real Estate Advisors, LLC resigned as operating advisor and asset representations reviewer under the CGCMT 2017-B1 PSA and BellOak, LLC has been appointed to act as successor operating advisor and successor asset representations reviewer under the CGCMT 2017-B1 PSA.

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

9 The 245 Park Avenue mortgage loan, which represented approximately 1.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 245 Park Avenue mortgage loan and the related companion loan(s) are serviced pursuant to the 245 Park Avenue Trust 2017-245P TSA. Effective as of April 13, 2021, AEGON USA Realty Advisors, LLC was terminated as the special servicer under the 245 Park Avenue Trust 2017-245P TSA and Situs Holdings, LLC has been appointed to act as successor special servicer under the 245 Park Avenue Trust 2017-245P TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on April 13, 2021 under Commission File No. 333-207132-14. Effective as of May 1, 2023, Trimont Real Estate Advisors, LLC resigned as operating advisor under the 245 Park Avenue Trust 2017-245P TSA and BellOak, LLC has been appointed to act as successor operating advisor under the 245 Park Avenue Trust 2017-245P TSA.

10 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA, (ii) Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA prior to May 5, 2023, (iii) K-Star Asset Management LLC, as special servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA on and after May 5, 2023 and (iv) LNR Partners, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA, (v) Deutsche Bank Trust Company Americas, as trustee and custodian for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA and as trustee and custodian for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA, (vi) Situs Holdings, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA, and (vii) Trimont Real Estate Advisors, LLC as operating advisor prior to May 1, 2023 for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA are not included in this report on Form 10-K because each of Midland Loan Services, a Division of PNC Bank, National Association, K-Star Asset Management LLC, LNR Partners, LLC, Deutsche Bank Trust Company Americas, Situs Holdings, LLC, and Trimont Real Estate Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association as certificate administrator under the WFCM 2017-C39 PSA, the BXP 2017-GM TSA, the BANK 2017-BNK7 PSA, the DBJPM 2017-C6 PSA, the GSMS 2017-GS7 PSA, the CFCRE 2017-C8 PSA and the 245 Park Avenue Trust 2017-245P TSA and (ii) Citibank, N.A., as certificate administrator under the CGCMT 2017-B1 PSA and the CGCMT 2017-P7 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

11 This annual report on Form 10-K does not include the servicer compliance statements of (i) Argentic Services Company LP, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA, (ii) Green Loan Services LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA, (iii) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA, (iv) Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA prior to May 5, 2023, (v) K-Star Asset Management LLC as special servicer for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA on and after May 5, 2023 and (vi) Situs Holdings, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA, because each of Argentic Services Company LP, Green Loan Services, LLC, Midland Loan Services, a Division of PNC Bank, National Association, K-Star Asset Management LLC and Situs Holdings, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the WFCM 2017-C39 PSA, the BXP 2017-GM TSA, the BANK 2017-BNK7 PSA, the DBJPM 2017-C6 PSA, the GSMS 2017-GS7 PSA, the CFCRE 2017-C8 PSA and the 245 Park Avenue Trust 2017-245P TSA and (ii) Citibank, N.A. as certificate administrator under the CGCMT 2017-B1 PSA and the CGCMT 2017-P7 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.2

Pooling and Servicing Agreement, dated as of August 1, 2017 (the “WFCM 2017-C39 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP (as successor to LNR Partners, LLC), as special servicer, BellOak, LLC (as successor to Trimont Real Estate Advisors, LLC), as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Trust and Servicing Agreement, dated as of June 9, 2017 (the “BXP 2017-GM TSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer, Green Loan Services LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of September 1, 2017 (the “BANK 2017-BNK7 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein). (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of June 1, 2017 (the “DBJPM 2017-C6 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association) and Midland Loan Services, a Division of PNC Bank, National Association, each as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).  (see Explanatory Note #4)

4.6

Pooling and Servicing Agreement, dated as of August 1, 2017 (the “CGCMT 2017-B1 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, BellOak, LLC (as successor to Trimont Real Estate Advisors, LLC), as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein)[5].  (see Explanatory Note #5)

4.7

Pooling and Servicing Agreement, dated as of August 1, 2017 (the “GSMS 2017-GS7 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and cayman agent, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).  (see Explanatory Note #6)

4.8

Pooling and Servicing Agreement, dated as of April 1, 2017 (the “CGCMT 2017-P7 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein). (see Explanatory Note #7)

4.9

Pooling and Servicing Agreement, dated as of June 1, 2017 (the “CFCRE 2017-C8 PSA”), by and among CCRE Commercial Mortgage Securities, L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).  (see Explanatory Note #8)

4.10

Trust and Servicing Agreement, dated as of May 30, 2017 (the “245 Park Avenue Trust 2017-245P TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as servicer, Situs Holdings, LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer, BellOak, LLC (as successor to Trimont Real Estate Advisors, LLC), as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K dated September 29, 2017, and filed by the registrant on September 29, 2017 under Commission File No. 333-207132-14, and is incorporated by reference herein).  (see Explanatory Note #9)

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

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.12a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.12b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 33.6)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 33.8)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.1)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Green Loan Services LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

33.17a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.12a)

33.17b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.12b)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.6)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 33.8)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.1)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.3)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.12a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.12b)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.6)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 33.8)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 33.3)

33.27a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 33.12a)

33.27b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 33.12b)

33.28a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA

33.28b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.1)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.11)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 33.6)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.1)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.21)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA

33.35a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.12a)

33.35b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.12b)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.6)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 33.8)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.1)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.21)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.34)

33.41

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.6)

33.42

Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 33.7)

33.43

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.1)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.21)

33.45

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.34)

33.46a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.12a)

33.46b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.12b)

33.47

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.6)

33.48

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 33.8)

33.49

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.1)

33.50

Report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor on and after May 1, 2023 for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.11)

33.51a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.12a)

33.51b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.12b)

33.52

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.6)

33.53

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 33.8)

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

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 34.1)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Argentic Services Company LP, as special servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.12a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.12b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 34.6)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 34.8)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.1)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Green Loan Services LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA

34.17a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.12a)

34.17b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.12b)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.6)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 34.8)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.1)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.3)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.12a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.12b)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.6)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 34.8)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 34.3)

34.27a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 34.12a)

34.27b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (see Exhibit 34.12b)

34.28a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA

34.28b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.1)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.11)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 34.6)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.1)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.21)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA

34.35a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.12a)

34.35b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.12b)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.6)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 34.8)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.1)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.21)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.34)

34.41

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.6)

34.42

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 34.7)

34.43

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.1)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.21)

34.45

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.34)

34.46a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.12a)

34.46b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.12b)

34.47

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.6)

34.48

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 34.8)

34.49

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.1)

34.50

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, BellOak, LLC, as operating advisor on and after May 1, 2023 for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.11)

34.51a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.12a)

34.51b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.12b)

34.52

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.6)

34.53

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 34.8)

35	Servicer compliance statements. (see Explanatory Note #11)

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, KeyBank National Association, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 225 & 233 Park Avenue South mortgage loan under the WFCM 2017-C39 PSA (see Exhibit 35.1)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (see Exhibit 35.1)

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA (see Exhibit 35.1)

35.8	Servicer compliance statement, Rialto Capital Advisors, LLC, as general special servicer for the Mall of Louisiana mortgage loan under the BANK 2017-BNK7 PSA

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA (see Exhibit 35.1)

35.10	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Lakeside Shopping Center mortgage loan under the CGCMT 2017-B1 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 35.1)

35.12	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Long Island Prime Portfolio - Uniondale mortgage loan under the GSMS 2017-GS7 PSA (see Exhibit 35.8)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 35.1)

35.14	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 35.8)

35.15	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Scripps Center mortgage loan under the CGCMT 2017-P7 PSA (see Exhibit 35.4)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 35.1)

35.17	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Atlanta and Anchorage Hotel Portfolio mortgage loan under the CFCRE 2017-C8 PSA (see Exhibit 35.8)

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (see Exhibit 35.1)

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

Date: March 28, 2024

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President